Form 10-K
period 2002-12-31
CSFB MORTGAGE ACCEPTANCE CORP MORT PA THR CERT SER 2002-FTB1
filed 2003-04-01
CIK 1211873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for   the   period  from December 1,  2002
         (Commencement of Operations) to December 31, 2002

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-65554-07

              CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3460894
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Avenue
New York, NY                                              10010
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 325-2000

         CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
             Fifth Third Mortgage Loan Trust 2002-FTB1
        Mortgage Pass-Through Certificates, Series 2002-FTB1
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
FIFTH THIRD MORTGAGE LOAN TRUST 2002-FTB1
MORTGAGAE PASS-THROUGH CERTIFICATES, SERIES 2002-FTB1
-----------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.

There are less than 300 participants in the DTC System.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual  Servicer's  Statement of  Compliance,  filed as Exhibit 99.1 hereto.
   Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

      No reportable transactions have occurred.

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.
FIFTH THIRD MORTGAGE LOAN TRUST 2002-FTB1
MORTGAGAE PASS-THROUGH CERTIFICATES, SERIES 2002-FTB1
-----------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CREDIT SUISSE FIRST BOSTON MORTGAGE
                                  ACCEPTANCE CORP.



Date:  March 31, 2003             By:  /s/ Matt Ruppel
                                  ---------------------------------------
                                  Name:  Matt Ruppel
                                  Title: Vice President

                                CERTIFICATION

Re: Credit Suisse First Boston Mortgage Acceptance Corp., Fifth Third Mortgage Loan Trust 2002-FTB1 Mortgage Pass-Through Certificates, Series 2002-FTB1


                  I, Matt Ruppel, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Fifth Third Mortgage Loan Trust 2002-FTB1 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by the Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated December 1, 2002 (the "Pooling and Servicing Agreement"), among Credit Suisse First Boston Mortgage Acceptance Corp., as depositor (the "Depositor"), Fifth Third Mortgage Company, as servicer (in such capacity, the "Servicer") and as seller (in such capacity, the "Seller"), and JPMorgan Chase Bank, as trustee (the "Trustee").

Dated:  March 31, 2003



By:     /s/ Matt Ruppel
---------------------------------------------
Name:   Matt Ruppel
Title:  Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

FIFTH THIRD BANK

                   Officer's Certificate of the Servicer



     I, David Powell, hereby certify that I am the duly elected Vice President Mortgage Loan Servicing of Fifth Third Mortgage Company, an Ohio corporation (the "Servicer"), and further certify as follows:

     1. I have reviewed the activities of the Servicer during the year ended December 31, 2002 and its peformance under the Pooling and Servicing Agreement relating to the Fifth Third Mortgage Loan Trust 2002-FTB1, Mortgage Pass-Through Certificates, Series 2002-FTB1, dated as of December 1, 2002 (the "Pooling and Servicing Agreement"), among Credit Suisse First Boston Mortgage Acceptance Corp., as Depositor, Fifth Third Mortgage Company, as Seller and Servicer, and, JPMorgan Chase Bank, as Trustee, has been under my supervision; and

     2. To the best of my knowledge, based on my review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement throughout the year ended December 31, 2002.


IN WITNESS WHEREOF, I have hereunto set my hand this 27th day of March 2003.

FIFTH THIRD MORTGAGE COMPANY


By:  /s/  David Powell
---------------------------------------------
Name:  David Powell
Title:  Vice President Mortgage Loan Servicing

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP
Suite 1900
250 East Fifth Street
Cincinnati, Ohio 45201-5340
Telephone:  (513) 784-7100
Facsimile:  (513) 784-7204
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Fifth Third Mortgage Company:

     We have examined management's assertion about Fifth Third Mortgage Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  Deloitte & Touche LLP
---------------------------
Deloitte & Touche LLP

March 13, 2003


FIFTH THIRD BANK

March 13, 2003

Deloitte & Touche
250 East Fifth Street
Cincinnati, Ohio  45201

     As of and for the year ended December 31, 2002, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect an errors and omissions policy in the amount of $5,000,000 per mortgage and coverage on fidelity bond of $50,000,000 from January 1, 2002 to June 30, 2002 and $75,000,000 from July 1, 2002 to December 31, 2002.

By:  /s/ Michael D. Baker
-------------------------
Michael D. Baker
Executive Vice President

By:  /s/ Scott Enders
------------------------
Scott Enders
Vice President & CFO-Consumer

By:  /s/ David Powell
-----------------------
David Powell
Vice President